Form 10-K/A
period 2000-12-31
MORTGAGE ASSET BACKED PASS THROUGH CERT SERIES 2000-1
filed 2002-07-31
CIK 1127252

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-45578-01

               Wells Fargo Asset Securities Corporation
               Mortgage Asset-Backed Pass-Through Certificates
               Series 2000-1 Trust
              (Exact name of registrant as specified in its charter)



New York                           52-2285328
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-1 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Minnesota, National Association as Master Servicer and United States Trust Company of New York as Trustee and First Union National Bank as Trust Administrator, pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-1 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 26, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                On December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Asset-Backed Pass-Through Certificates
Series 2000-1 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

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

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

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

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

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

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.



EX-99.1 (a)

    KPMG  (logo)

    700 Louisiana
    Houston, TX 77002
    Telephone 713 319 2000
    Fax 713 319 2041

    Independent Accountants' Report

    The Board of Directors Bank United:

    We have examined management's assertion about Bank United and subsidiaries' (the Bank) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended September 30, 2000, included in the accompanying Management Assertion. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.


    In our opinion, management's assertion that the Bank has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended September 30, 2000, is fairly stated, in all material respects.



    October 23, 2000



EX-99.1 (b)

    Deloitte & Touche LLP
    Two Hilton Court
    P.O. Box 319
    Parsippany, New Jersey 07054-0319

    Tel: (973) 683 7000
    Fax: (973) 683 7459
    www.us.deloitte.com


    Deloitte   (logo)
    &Touche

     INDEPENDENT AUDITORS'REPORT


     Cendant Mortgage Corporation:

     We have examined management's assertion about Cendant Mortgage Corporation's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Cendant Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Cendant Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Cendant Mortgage Corporation's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Cendant Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated in all material respects.


     February 9, 2001



EX-99.1 (c)


PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
Bank of America Corporate Center
100 North Tryon Street
Suite 5400
Charlotte NC 28202
Telephone (704) 344 7500
Facsimile (704) 344 4100


                       Report of Independent Accountants

     To the Board of Directors and Shareholder of Bank of America, N.A.

    We have examined management's assertion about compliance by BA Mortgage, LLC and the mortgage division of Bank of America, N.A. (collectively the "Company"), which together comprise an operating division of Bank of America, N.A., with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    January 25, 2001


   EX-99.1 (d)

    ERNST & YOUNG   (logo)

    Ernst & Young LLP
    Sears Tower
    233 South Wacker Drive
    Chicago, Illinois 60606-6301
    Phone: (312) 879-2000
    www.ey.com

                   Report on Management's Assertion on Compliance
                 with Minimum Servicing Standards Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                         Report of Independent Accountants


      Board of Directors
      ABN AMRO North America, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
      (USAP) during the year ended December 31, 2000. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

      In our opinion, management's assertion that, except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

      This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.


      Ernst & Young LLP
      January 22, 2001

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.



   EX-99.1 (e)

   KPMG      (logo)
   1660 International Drive
   McLean, VA 22102



    Independent Auditors' Report


    The Board of Directors
    First Nationwide Mortgage Corporation:


    We have examined management's assertion about First Nationwide Mortgage Corporation's (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as
    we considered  necessary in the circumstances.   We believe that our
    examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    January 16, 2001


   EX-99.1 (f)

ERNST&YOUNG    (logo)
Ernst & Young LLP
1300 Huntington Building
925 Euclid Avenue
Cleveland, Ohio 44115-1405
Phone: (216) 861-5000
www.ey.com

                  Report on Management's Assertion on Compliance with Minimum Servicing Standars Set Forth in the
               Uniform Single Attestation Program for Mortgage Bankers

                          Report of Independent Accountants

          Board of Directors
          National City Mortgage Co.

          We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
          (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

          Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

          In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

          This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

          February 2, 2001



EX-99.1 (g)

2500 Ruan Center
666 Grand Avenue
Des Moines, IA 50309


INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Wells Fargo Home Mortgage:

We have examined management's assertion about Wells Fargo Home Mortgage's compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000, included in the accompanying management assertion. Management is responsible for Wells Fargo Home Mortgage's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Wells Fargo Home Mortgage's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Wells Fargo Home Mortgage's compliance with the minimum servicing standards.

In our opinion, management's assertion that Wells Fargo Home Mortgage complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

January 16, 2001



EX-99.1 (h)

KPMG (logo)
401 South Tryon Street
Suite 2300
Charlotte, NC 28202-1911

Independent Accountants' Report

The Board of Directors
First Union Mortgage Corporation

    We have examined management's assertion, included in the accompanying management assertion, that First Union Mortgage Corporation (a wholly-owned subsidiary of First Union Corporation) materially complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000. Management is responsible for First Union Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about First Union Mortgage Corporation's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about First Union Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on First Union Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that First Union Mortgage Corporation complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    March 20, 2001



   KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.




EX-99.1 (i)

    Grant Thornton   (logo)
    Accountants and
    Management Consultants
    Grant Thornton LLP
    The US Member Firm of
    Grant Thornton International

               REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS



         Board of Directors
         Countrywide Credit Industries, Inc.

         We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and,accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

         In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 2001 is fairly stated, in all material respects.



         Los Angeles, California
         March 16, 2001



EX-99.1 (j)

    ARTHURANDERSEN   (logo)

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

    To the Stockholder of First Tennessee Mortgage Services, Inc.:   By

    We have examined management's assertion about First Tennessee Mortgage Services, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Sinple Attestation Promm for Mortgage Bankers (USAP) and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our exammation.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, except for the matters disclosed therein, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    Memphis, Tennessee,
    February 16, 2001.



   EX-99.1 (k)

     KPMG       (logo)

     355 South Grand Avenue
     Suite 2000
     Los Angeles, CA 90071-1568



                    INDEPENDENT ACCOUNTANTS' REPORT



     The Board of Directors
     Downey Financial Corp.:


     We have examined management's assertion about Downey Financial Corp. and subsidiaries'(Downey) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for Downey's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Downey's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Downey's compliance with the minimum servicing standards and perforiming such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Downey's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Downey Financial Corp. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.



      January 17, 2001




   EX-99.2 (a)

    3200 Southwest Freeway, Suite 2000
    Houston, Texas 77027
    P.O. Box 1370
    Houston, Texas 77251-1370
    Telephone 713/543-6500

    Bank United of Texas FSB

    BANK   (logo)
    UNITED



                            Management Assertion


    As of and for the year ended September 30, 2000, Bank United and subsidiaries' (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same year, the Bank had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $25,000,000, respectively.



    Anthony J. Nocella                       Jonathon K. Heffron
    CFO & Vice President                     COO, Executive Vice President and
    October 23,2000                          General Counsel
                                             October 23, 2000


   EX-99.2 (b)

Cendant Mortgage
3000 Leadenhall Road
Mount Laurel, NJ 08054

CENDANT  (logo)
Mortgage

As of and for the year ended December 31, 2000, Cendant Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $110 million and $20 million, respectively.

Cendant Mortgage Corporation


Terence W.Edwards
President and Chief Executive Officer


Martin Foster
Vice President Servicing Management Group


   EX-99.2 (c)

Bank of America  (logo)

BankofAmerica
100 North Tryon Street
Charlotte, NC 28255

Tel 704.332.2321

Exhibit 1

MANAGEMIENT'S ASSERTION CONCERNING COMPLIANCE
WITH THE USAP MINIMUM SERVICING STANDARDS

January 25, 2001

As of and for the year ended December 31, 2000, except as specifically noted below, BA Mortgage, LLC and the Mortgage division of Bank of America, N.A. (collectively, the "Company"), which together comprise an operating division of Bank of America, N.A., has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). During the year ended December 31, 2000, the following instance of noncompliance with the Standards occurred; however, this instance has been remedied and procedural enhancements continue to be implemented.

Standard: Custodial bank account and related bank clearing account reconciliations shall be prepared within forty-five (45) calendar days after the cutoff date and documented reconciling items shall be resolved from these reconciliations within ninety (90) calendar days of their original identification.

During the year ended December 31, 2000, management continued to isolate and review reconciling items in custodial accounts related to certain real estate mortgage investment conduits. For the months January through May, reconciling items had been outstanding for more than 90 days; as of December 31, 2000, no reconciling items had been outstanding for more than 90 days

Management has taken definitive actions and implemented procedures and controls to address and correct the instance of noncompliance which occurred during 2000.

As of and for the year ended December 31, 2000, the Company was covered by Bank of America Corporation's fidelity bond insurance coverage and mortgage servicing errors and omissions insurance coverage in the amounts of $275,000,000 and $275,000,000, respectively.


U S A (logo)


Kevin M. Shannon
President
Consumer Real Estate

Daniel F. Hellams
President
Bank of America Mortgage

Denise C. Sawyer
Chief Financial Officer
Bank of America Mortgage

Gary K. Bettin
Consumer Real Estate
Loan Servicing Executive
Bank of America Mortgage

J. Mark Hanson
Senior Vice President
Bank of America Mortgage

H. Randall Chestnut
Senior Vice President
Bank of America Mortgage

Jeanne Bader
Senior Vice President
Bank of America Mortgage



EX-99.2 (d)

    ABN-AMRO

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

    Report of Management

    We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in The Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

    Escrow funds were not returned to mortgagors within 30 calendar days of loan payoff for 1 out of the 45 tested.

    Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 4 out of the 120 tested.

    As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount $25,000,000.

    Stanley Rhodes
    President

    Richard Geary
    Group Senior Vice President




EX-99.2 (e)

Management Assertion

As of and for the year ended December 31, 2000, First Nationwide Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $125 million and $120 million, respectively.


Signature

Executive Vice President
Title

03-12-01

Date




EX-99.2 (f)

  Management's Assertion on Compliance with Minimum Servicing
  Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

  Report of Management

         We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

         As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.



         T. Jack Case Jr., Executive Vice President

         February 2. 2001



EX-99.2 (g)

      Wells Fargo Home Mortgage   (logo)
      1 Home Campus
      Des Moine, IA 50328-0001


                          Management Assertion



      As of, and for the year ended December 31,2000, Wells Fargo Home Mortgage has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of, and for the same period, Wells Fargo Home Mortgage had in effect a fidelity bond along with an errors and omissions policy in the amounts of $50 million and $10 million, respectively.



     Pete Wissinger                                    January 16, 2001
     Chief Executive                                   Date


     Geoff Dreyer                                      January 16, 2001
     Chief Financial Officer                           Date


     Mike Heid                                         January 16, 2001
     Executive Vice President Loan Servicing           Date



EX-99.2 (h)

FIRST UNION (logo)

First Union Mortgage Corporation
NC1087
201 South College Street
Charlotte, NC 28288-1087
Tel 704 374-6787

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2000, First Union Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the year ended December 31, 2000, First Union Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.



Debra M. Warren, President/                  March 20, 2001
Chief Executive Officer                           Date



Debbie Craig, Sr. Vice President/            March 20, 2001
Chief Financial Officer                           Date



Tim Schuck, Vice President/                  March 20, 2001
Director of Servicing                            Date



Joseph F. DeDominicis, Vice President/       March 20, 2001
Operational and Credit Risk Manager              Date



   EX-99.2 (i)

Countrywide  (logo)

4500 Park Granda
Calabasas, CA  91302

(818)225-3000

March 16, 2001

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.

Carlos M. Garcia
Senior Managing Director,
Chief Financial Officer

(P:/gt/2001/3-16-01 USAP)





EX-99.2 (j)

    FIRST
    HORIZON           (logo)
    HOME LOANS

    Arthur Andersen L.L.P.
    100 Peabody Place, Suite 1100
    Memphis, TN 38103-3625

    Dear Sirs:

    As of and for the year ended December 31, 2000, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc. (the "Company") has complied in all material respects, except for the matters disclosed in Exhibit 1, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000.


    Peter F. Makowiecki
    Chief Financial Officer

    February 16, 2001



EX-99.2 (k)

DOWNEY FINANCIAL CORP.

Management's Report on Compliance
with Minimum Servicing Standards




As of and for the year ended December 31, 2000, Downey Financial Corp. and subsidiaries (Downey) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Downey had in effect a fidelity bond in the amount of $15 million limit per loss incident and aggregate coverage of $30 million. Downey also had an errors and omissions policy in the amount of $15 million as of and for the same period.




Daniel D.Rosenthal
President and Chief Executive Officer


Thomas E Prince
Executive Vice President
Chief Financial Officer




January 17, 2001


Downey Financial Corp.
3501 Jamboree Road * P.O. Box 6000 * Newport Beach, CA 92658-6000 *
(949) 509-4500



EX-99.3 (a)

    3200 Southwest Freeway, Houston, Texas 77027
    P.O. Box 2824, Houston, Texas
    713/543-8675, 800/288-3223

    BANK
    UNITED (logo)

    Wells Fargo Bank Minnesota, N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F)   All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:


Officer Tyrone W. Crawley

Vice President
Title

3-27-01
Date



EX-99.3 (b)

    CENDANT   (logo)
    Mortgage

    May 11, 2001

    Wells Fargo
    11000 Broken Land Parkway
    Columbia, MD 21044

    RE: Officer's Certificate
         Annual Certification

    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 calendar year.

    a) I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide
        and to the best of my   knowledge,  the  Servicer  has fulfilled all
        of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo;

    b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;

    c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Servicer Guide are in full force and effect;


    d) To the best of my knowledge, all premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that such insurance policies are in full force and effect;

    e) To the best of my knowledge, all real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo;

    f) To the best of my knowledge, all Custodial Accounts have been reconciled and are properly funded; and

    g) To the best of my knowledge, all annual reports of Foreclosure and Abandonment of Mortgaged Property required per section 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified by:


    Officer - Marc J. Hinkle

    Vice President - Loan Servicing
    Title

    5/11/2001
    Date




EX-99.3 (c)

               ANNUAL OFFICER CERTIFICATION

    In accordance with the Servicing Agreement, I, the undersigned, hereby certify as to each Mortgage Loan being serviced by Bank of America, N.A. the following:

    1. I am a duly authorized officer of Bank of America, N.A. and am empowered and authorized to issue this Annual Certification.

    2. All taxes, ground rents and assessments for the Mortgages covered herein have been paid.

    3. All insurance premiums for flood or other casualty insurance, and FHA premiums or Private Mortgage premiums on conventional loans have been paid and are in full force.

    4. Interest is being paid on escrow in accordance to any laws, regulations, or contracts that require payment of interest on mortgagors' escrow deposit accounts.

    5. Analysis has been made to ensure sufficient money was collected in the escrow year.

    6. All required interest rate and/or monthly payment adjustments for ARM loans were made in accordance with the mortgage terms, and timely and proper notice was provided to the mortgagors.

    7. With respect to FHA Section 221 mortgages that have reached the 20th anniversary of their endorsement, we will assign those mortgages that are eligible for assignment under HUD's special assignment procedures if requested on a loan by loan basis by the investor.

    8. We have reported all ninety day delinquencies, completed foreclosures, accepted deed-in-lieu, and reinstated mortgages to the major credit repositories in accordance with our reporting requirements.

    9.  Property inspections have been made where appropriate.

   10. We have complied with the Internal Revenue Service's requirements for reporting the receipt of $600 or more of interest payments (IRS 1098) from a mortgagor, for filing statements for recipients of miscellaneous income (IRS 1099-Misc) to report payments of fees to attorneys for handling liquidation proceedings, and for filing notices of acquisition of abandonment of secured property (IRS 1099-A) to report the acquisition of property by foreclosure or acceptance of a deed-in-lieu or by a mortgagor's abandonment of a property.

   11. The Fidelity Bond and Errors and Omissions Coverage has been reviewed. All required coverage is in existence and none of our principal officers have been removed from coverage.

   12. A viable contingency plan is in place to minimize financial loss and disruptions of service to the institution and its customers, as required by federal regulations.

   I FURTHER CERTIFY:

         A. To the best of my knowledge and upon reasonable investigation, the servicing of the Mortgage Loans during the year of 2000 has been conducted in compliance with the Agreement except for such exceptions as I am setting forth below.

            Exceptions (if any): None

         B. A review of activities with respect to performance under the Agreement has been made under my supervision and to the best of my knowledge, based on such review, no default exists as of 12/31/00 in the fulfillment of any obligations under the Agreement other than the events of default, if any, which I am listing below with the nature and status thereof.


            Events of Default (if any): None

                Bank of America, N.A.

                Robert K Vanderberry
                Investor Services - Kentucky
                Senior Vice President



EX-99.3 (d)

    ABN-AMRO   (logo)

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    CERTIFICATE OF COMPLIANCE

    The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

    1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2000, with respect to performance under the

        and

    2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

    In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2001.

    ABN AMRO Mortgage Group, Inc.

    By:
         Renee' B. Dettman
         Vice President




EX-99.3 (e)

   1ST
   NATIONWIDE
   MORTGAGE   (logo)

   P.O. Box 9481
   Gaithersburg, MD 20898-9481


   Annual Certification for Fiscal Year Ending December 2000

   Dear Investor:

    First Nationwide Mortgage Corporation hereby certifies to the best of our knowledge and belief, the following:

         We paid (or received evidence of payment) all taxes and assessments, and other reportable/lienable items which affect the subject properties.

         We paid (or received evidence of payment) for flood or other casualty insurance in an amount and form sufficient to cover indebtedness.

         We paid FHA or conventional mortgage insurance premiums for the mortgages we service for you, as required.

         All required IRS reporting has been completed in connection with interest on escrow, interest paid by mortgagors in excess of $600.00 and information returns on foreclosure and abandoned properties for the year.

         We properly adjusted the interest rate on adjustable rate mortgages, as required by the note and rider.

         We completed all property inspections, as required by our Servicing Agreement.

         The required fidelity bond and errors and omissions coverages are in force.

         We properly applied all sums relating to principal, interest, taxes, and insurance.

         Funds received are placed in a separate trust account until disbursed.

         Interest on escrow is paid as required under applicable laws, regulations or contracts that require payment on the mortgagors' escrow deposit accounts.

         A review of the activities during the preceding calendar year and of the performance under the Servicing Agreement has been completed and based on that review, we have fulfilled all of the obligations under that agreement.


    Sincerely,


    Deborah S. Mace
    First Vice President


    5280 Corporate Drive, Frederick, MD 21703




EX-99.3 (f)


National City   (logo)
Mortgage


National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820



      Wells Fargo Bank Minnesota, N. A.
      Attn: Master Servicing
      11000 Broken Land Parkway
      Columbia, Maryland 21044-3562

           RE:  Annual Officer's Servicing Certification

      Dear Master Servicer:

      The undersigned Officer certifies the following for the 2000 fiscal year:

      (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
      (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (e) All real estate taxes, governmental assessments and any other expenses accrued and due,that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (f) All Custodial Accounts have been reconciled and are properly funded;
          and
      (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


       Certified By:


       Officer  (Charles M. Abourezk)

       National City Mortgage
       Company

       Vice President
       Title

       March 19, 2001
       Date


       No One Cares More!



EX-99.3 (g)

      WELLS FARGO HOME MORTGAGE (Logo)
      One Home Campus
      Des Moines, IA 50328-0001


      March 20, 2001

      Re: 2000 Annual Certification

      We hereby certify to the best of our knowledge and belief that for the calendar year of 2000:

      1. All real estate taxes, bonds assessments and other lienable items have been paid.

      2. All FHA mortgage insurance, private mortgage insurance premiums, and flood insurance have been paid (if applicable).

      3. Hazard insurance policies held by us meet the requirements as specified in the servicing agreement or those of a normal prudent lender if not specified, and those premiums due have been paid.

      4. We have made all property inspections as required.

      5. Fidelity bond and Errors and Omissions insurance coverage currently exists.

      6. That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide or similar agreements and to the best of this officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations of such agreement throughout the year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported.


      Sincerely,


      John B. Brown
      Vice President
      Wells Fargo Home Mortgage, Inc.



EX-99.3 (h)

       First Union Mortgage Corporation   (logo)
       P.O. Box 900001
       Raleigh, North Carolina 27675-9001

       1100 Corporate Center Drive
       Raleigh, North Carolina 27607-5066


       Wells Fargo Bank Minnesota, N.A.
       11000 Broken Land Parkway
       Columbia, MD 21044-3562

       Attention: Master Servicing

       RE: Officer's Certificate

       Dear Master Servicer:

       Tbe undersigned Officer certifies the following for the 2000 fiscal year:

       (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

      (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy
            (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

      (F)   All Custodial Accounts have been reconciled and are properly funded;
            and

      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed prepared and filed.


     Certified By:

     Officer

     Assistant Vice President
     Title


     20 June 2001
     Date




EX-99.3 (i)

Countrywide   (logo)
HOME LOANS
400 Countrywide Way SV.44
Simi Valley, California 93065-6298
(805) 520-5100


                             OFFICER'S CERTIFICATE

I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., aka Countrywide Funding Corporation and further certifies the following for the fiscal year ended February 28, 2001.

     (A) That all premiums for each Hazard Insurance Policy, Flood Insurance policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

     (B) That all accrued and due real estate taxes, governmental assessments and any other expenses, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to your designated representative.

     (C) That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligation under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform on such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to your designated representative:

     (D) That this Officer has confirmed that the Fidelity Bond, the Error and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.


Joseph Candelario
First Vice President                                      Date

Compliance Officer
Loan Administration



EX-99.3 (j)


                        ANNUAL SERVICING CERTIFICATION

In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2000, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief.

1. Real etate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.
2. FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.
3. Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.
4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.
5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.
6.  All other provisions of the servicing agreement have been adhered to.
7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event no Exhibit is attached hereto, it is to be presumed that no exceptions of a material nature to the foregoing exist.

    By:

    (Signature)
    Sheryl Court

    (Printed Name)

    Vice President
    (Title)


    (Date)



EX-99.3 (k)

    DOWNEY SAVINGS   (logo)

    Wells Fargo Bank Minnesota, N.A.
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing


    RE: Officers Certificate


    Dear Master Servicer:

    The undersigned officer certifies the following for the 2000 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable) with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgage Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Norwest Bank Minnesota, N.A.;

(F)   All custodial Accounts have been reconciled and properly funded; and

(G) All annual reports or Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified



Title


Date



DOWNEY SAVING AND LOAN ASSOCIATION, F.A.
Corporate Headquarters:  3501 Jamboree Road
P.O. Box 6000 - Newport Beach, California 92658-949/854-3100